Form 10-K
BANK OF AMERICA MORT SEC INC MORT PASS THR CERT SER 2001-4
filed 2003-03-28
CIK 1137383

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-80941-12


        Bank of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates
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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class 1-A-1                       1
             Class 1-A-10                      2
             Class 1-A-11                      1
             Class 1-A-12                      4
             Class 1-A-13                      3
             Class 1-A-14                      2
             Class 1-A-15                      3
             Class 1-A-16                      1
             Class 1-A-2                       2
             Class 1-A-3                       2
             Class 1-A-4                       2
             Class 1-A-5                       1
             Class 1-A-6                       1
             Class 1-A-7                       1
             Class 1-A-8                       2
             Class 1-A-9                       3
             Class 1-A-R                       1
             Class 1-B-1                       1
             Class 1-B-2                       1
             Class 1-B-3                       1
             Class 1-B-4                       1
             Class 1-B-5                       1
             Class 1-B-6                       1
             Class 2-A-1                       2
             Class 2-A-2                       1
             Class 2-A-3                       3
             Class 2-B-1                       1
             Class 2-B-2                       1
             Class 2-B-3                       1
             Class 2-B-4                       1
             Class 2-B-5                       1
             Class 2-B-6                       1
             Class A-WIO                       1

             Total:                           51


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 25, 2002, November 26, 2002, and December 30, 2002, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.







   (c) Not applicable.


   (d) Omitted.


 <F1> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bank of America Mortgage Securities, Inc.
    Mortgage Pass-Through Certificates
    Series 2001-4
    (Registrant)



  Signed:  Bank of America, N.A. as Servicer


  By:   Judy Lowman as Vice President

  By: /s/  Judy Lowman

  Dated: March 18, 2003



Sarbanes-Oxley Certification

I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A. certify that:

1. I have reviewed the annual reports on Form 10-K for the calendar year 2002 and all monthly current reports on Form 8K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 5.04(a) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

2. Based on my knowledge, with respect to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under each Agreement and based on my knowledge and upon the annual compliance review required under each Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under each Agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: The Bank of New York and Wells Fargo Bank Minnesota, National Association.

     By: /s/ Gary K. Bettin
     Name: Gary K. Bettin
     Title: Senior Vice President


EXHIBIT I

PARTIES                         DATE OF POOLING AGREEMENT       SERIES

Bank of America Mortgage                January 25, 2001        2001-1
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                February 22, 2001       2001-2
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                March 27, 2001          2001-3
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                March 29, 2001          2001-4
Securities, Inc.,
Bank of America, N.A. and Wells
Fargo Bank Minnesota, N.A.

Bank of America Mortgage                April 24, 2001          2001-A
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                April 24, 2001          2001-5
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York


Bank of America Mortgage                May 24, 2001            2001-6
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York


Bank of America Mortgage                May 29, 2001            2001-B
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                June 26, 2001           2001-7
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                June 27, 2001           2001-C
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                July 24, 2001           2001-8
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                July 26, 2001           2001-D
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                August 23, 2001         2001-9
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                August 28, 2001         2001-E
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage               September 25, 2001      2001-10
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                October 23, 2001        2001-F
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                November 27, 2001       2001-G
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage               November 27, 2001       2001-11
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage                December 20, 2001       2001-H
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York

Bank of America Mortgage               December 20, 2001       2001-12
Securities, Inc.,
Bank of America, N.A. and The
Bank of New York



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




Ex-99.1 (a)

PRICEWATERHOUSECOOPERS     (logo)

PricewaterhouseCoopers LLP
214 N. Tryon Street
Suite 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December
31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included, examining, on a test basis, evidence about the Company's compliance with the Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Standards.

In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
March 7, 2003




Ex-99.2 (a)

Bank of America    (logo)
Exhibit 1

Bank of America Mortgage
101 E. Main Street, Suite 400
P.O. Box 35140
Louisville, Kentucky 40232 5140

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $475,000,00 respectively.

/s/ Kevin M. Shannon                     /s/ H. Randall Chestnut
Kevin M. Shannon                        H. Randall Chestnut
President                               Senior Vice President
Consumer Real Estate                    Bank of America, N.A.
Bank of America, N.A.


/s/ David H. Rupp                        /s/ Gary K. Bettin
David H. Rupp                           Gary K. Bettin
Senior Vice President                   Senior Vice President and
Bank of America, N.A.                   National Servicing Executive
                                        Bank of America, N.A.

/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.


Ex-99.3 (a)


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

3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

4. Interest is being paid on escrow in accordance with any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

5. Analysis had been made to ensure sufficient money was collected in the escrow year.

6. All required interest and/or monthly payment adjustment for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan basis by the investor.

8. We have complied with Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-
A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

9. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

10. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.


I FURTHER CERTIFY:
A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2002 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

Exceptions (if any):    None

B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/02 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1-A-1                      16,110,387.59       344,278,798.99                0.00             55,948,887.98
   1-A-10                         50,625.00                 0.00                0.00                750,000.00
   1-A-11                         50,625.00                 0.00                0.00                750,000.00
   1-A-12                         50,625.00                 0.00                0.00                750,000.00
   1-A-13                         50,625.00                 0.00                0.00                750,000.00
   1-A-14                         50,625.00                 0.00                0.00                750,000.00
   1-A-15                      4,826,250.00                 0.00                0.00             71,500,000.00
   1-A-16                         34,646.61           443,354.79                0.00                277,975.83
   1-A-2                          54,000.00                 0.00                0.00                800,000.00
   1-A-3                          50,625.00                 0.00                0.00                750,000.00
   1-A-4                          50,625.00                 0.00                0.00                750,000.00
   1-A-5                          50,625.00                 0.00                0.00                750,000.00
   1-A-6                       2,776,826.27         2,630,463.73                0.00             39,698,681.38
   1-A-7                       2,630,463.73       (2,630,463.73)                0.00             40,409,318.62
   1-A-8                          50,625.00                 0.00                0.00                750,000.00
   1-A-9                          50,625.00                 0.00                0.00                750,000.00
   1-A-R                               0.02                 0.00                0.00                      0.00
   1-B-1                         355,651.37            77,654.21                0.00              5,226,003.49
   1-B-2                         166,006.05            36,246.37                0.00              2,439,322.02
   1-B-3                         142,300.38            31,070.39                0.00              2,090,986.83
   1-B-4                         142,300.38            31,070.39                0.00              2,090,986.83
   1-B-5                          71,183.38            15,542.43                0.00              1,045,981.28
   1-B-6                          71,181.41            15,542.00                0.00              1,045,952.01
   2-A-1                       6,708,264.08       133,069,704.43                0.00             28,855,484.60
   2-A-2                         575,100.41         (575,100.41)                0.00              8,834,721.99
   2-A-3                       1,772,752.54                 0.00                0.00             26,263,000.00
   2-B-1                         209,367.78            44,126.67                0.00              3,077,506.48
   2-B-2                          34,938.90             7,363.77                0.00                513,568.66
   2-B-3                          34,938.90             7,363.77                0.00                513,568.66
   2-B-4                          34,938.90             7,363.77                0.00                513,568.66
   2-B-5                          17,469.46             3,681.88                0.00                256,784.33
   2-B-6                          17,445.68             3,675.72                0.00                256,434.97
   A-WIO                       2,122,576.28                 0.00                0.00                      0.00